Form 10KSB
period 2001-12-31
XUNANTUNICH INC/BC
filed 2002-04-01
CIK 1108522

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                              FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

               For the fiscal year ended December 31, 2001

                     Commission File No.333 0-32564

                            XUNANTUNICH INC.


NEVADA                                              76-0602960
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                   ID Number)

3215 MATHERS AVENUE, WEST VANCOUVER, BC, CANADA V7V 2K6
                 (Address of principal executive office)
                               (Zip code)

             Issuer's telephone number:      (604) 913-8355

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON
STOCK

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific
date within the past 60 days.  As of June 30, 2001:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,250,000 shares common stock. This Form 10K SB consists of 18 pages.


                            TABLE OF CONTENTS

                        FORM 10K SB ANNUAL REPORT

                             XUANTUNICH INC.

PART I
          ITEM                                                            PAGE

               Item   1       Description of Business ....................1
               Item   2       Description of Property.....................5
               Item   3       Legal Proceedings...........................6
               Item   4       Submission of Matters to a Vote of Security
                              Shareholders................................6

PART II

               Item   5       Market for the Registrant's Common Equity
                              and related Stockholder Matter..............6
               Item   6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........6
               Item   7       Financial Statements........................7
               Item   8       Changes in and Disagreements on Accounting
                              and Financial Disclosure...................16

PART III

               Item   9       Directors, Executive Officers, Promoters
                              and Control persons, Compliance with Section
                              16(a) of the Exchange Act..................16
               Item 10        Executive Compensation.....................16
               Item 11        Security Ownership of Certain Beneficial
                              Owners and Management......................17
               Item 12        Certain Relationships and Related
                              Transactions...............................17
               Item 13        Exhibits and Reports on Form 8-K...........17

          Signatures.................................................... 17
PART I

          ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

Xunantunich Inc. is a corporation formed under the laws of the State of Nevada on April 2, 1999 whose principal executive offices are located in Vancouver, British Columbia, Canada.

The primary objective of the business is to market high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. Our license covers the distribution rights for the Province of Alberta, Canada. Xunantunich Inc. is in the development stage and has had no revenues.

Narrative Description of Business

On April 5, 1999 Xunantunich Inc. received from David R. Mortenson & Associates of Alvin, Texas, the rights to distribute and produce, in the states of Arizona and Nevada, an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising, and for treating animal waste from dairies, feedlots of all kinds, and for other similar uses. These production and distribution rights were received from Mortenson in exchange for 2,000,000 shares of common stock. Mortenson acquired these rights from the inventors of the product, N. W. Technologies, Inc. under a distribution agreement. Several months later the contract granting David
R. Mortenson & Associates rights to the technology was withdrawn.
Mortenson sued N.W. Technologies Inc. in Harris County Court, Houston
Texas.

To compensate for the possibility that we could lose our principal asset and the obvious delay that this dispute and court action has caused, David
R. Mortenson & Associates agreed to suspend all financial requirements that are due or will be due in the future until the dispute with NW is resolved. They have also agreed to grant an alternative license to Xunantunich Inc. for the distribution of vitamin and herbal supplements for the Province of Alberta, Canada. This license will enable us to create a business plan and start the process of getting into business.

The License.

Xunantunich Inc. has a three year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other
similar types of customers.   All of these individuals and organizations
will order their products via the Internet for sale to their clients. The license will be automatically renewed unless Xunantunich Inc. or Vitamineralherb.com gives the other notice of its intent not to renew.

Vitamineralherb.com Inc. is a Nevada corporation formed on April 2,1999. It is a privately held company that was formed specifically to act as a clearing facility that would distribute health and nutrition products through distributors in exclusive, defined territories. The President of Vitamineralherb.com is David R. Mortenson.

Vitamineralherb.com entered into an agreement with Alta Natural Herbs and Supplements Ltd. on July 10, 2001 to manufacture and distribute products produced by Alta Natural Herbs and Supplements Ltd. Vitamineralherb.com Inc. will have no inventory and will drop ship all orders via the manufacturer(s).

 As a licensee of Vitamineralherb.com, Xunantunich Inc. eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling us to focus strictly on marketing and sales. Xunantunich Inc. plans to target health and fitness professionals in Alberta who wish to offer health and fitness products to their customers.

Xunantunich Inc. (and its customers) will have access to all products offered on the Vitamineralherb.com website, as well as the ability to order custom-formulated and custom-labeled products. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to Vitamineralherb.com and a profit for Xunantunich Inc.

Three different labeling options are available to customers:

     - products may be ordered with the manufacturer's standard label with no customization.
     - the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge.
     - labels may be completely customized for the health or fitness professional.

When a fitness or health professional becomes a client, Xunantunich Inc.'s salesperson will show the client how to access the Vitamineralherb.com website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website, paying for the purchase with a credit card, electronic check ("e-check"), or debit card. All products will be shipped by the manufacturer directly to the professional or its clients.

Xunantunich Inc. is not obliged to purchase and maintain a large inventory, an order desk or shipping department. This method of doing business, which only a short time ago would be unthinkable is now a preferred way of shopping (whether wholesale or retail) for a large segment of the population of North America.

The website is maintained by Vitamineralherb.com and each licensee pays an annual website maintenance fee of $500. All financial transactions will be handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb.com webmaster will download e-mail orders several times a day, check with the clearing bank for payment and then submit the product order and electronic payment to Alta Natural Herbs and Supplements Ltd. Vitamineralherb.com then forwards the money due Xunantunich Inc. via electronic funds transfer.

Vitamineralherb.com's software tracks all sales through the customer's identification number, and at month end, e-mails to Xunantunich Inc. a detailed report including sales commissions. Vitamineralherb.com has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as attempting to insure that all major search engines pick Vitamineralherb.com first. All sales originating from the website to customers located in Alberta will automatically be assigned to Xunantunich Inc.

The Territory.

The Province of Alberta, Canada reached a population of 3,000,000 this year and is considered to be one of the most prosperous jurisdictions in the country. The two major cities, Calgary and Edmonton, the provincial capital have populations of 950,000 and 850,000 respectively. The Province of Alberta has had a balanced budget for several years and recently a law was passed that required the province to be debt free by the year 2005. They have also announced that provincial income taxes will be eliminated in the next several years.

The principal industries in Alberta are agriculture, producing grain, oil seeds and cattle; oil and gas; coal mining and tourism. Alberta produces a large majority of fossil fuels in Canada and are large exporters to the USA of oil and natural gas. High quality smelting coal is shipped to Japan and Korea. The province is the home of two famous national parks, Banff and Jasper.

Our research has indicated that there are nearly 6,000 health professionals, martial arts instructors, fitness centers and personal trainers in Alberta

Implementation of the business plan.

Xunantunich Inc.'s business plan is to sell Vitamineralherb.com products to
targeted markets.   If we are unable to sell 1,000,000 shares we will not
be able to fully implement the business plan shown in the milestones below and your investment may become worthless. Xunantunich Inc. shall employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients and order them through the Internet.

Milestones:

1. Establishment of an office. One administration office is planned for the whole province. Sales people would office in their own homes. The one office that we would establish would act as a coordinating and business office, looking after sales support, bookkeeping and payroll. We estimate that office space will cost in the neighborhood of $16 per square foot including taxes and insurance. We estimate that we will require about 1,000 square feet initially. We will be unable to obtain this milestone unless we are able to sell at least half of the common shares offered by us in this offering. If we are unable to raise sufficient funds for office space, we will consider other options such as having sales persons operating out of their homes, but we currently have no contingency plan for this.

2. Recruiting of sales people. We estimate that we will require two sales people to cover the Province of Alberta; one headquartered in the city of Calgary covering the south half of the province and the other in Edmonton, the Provincial Capitol. Sales people will be provided with a basic draw against commissions of $1,000 per month. Our plan is have them initially cover the two major cites, thereby keeping expenses to a minimum. From Calgary and Edmonton, the secondary cities of Red Deer, Lethbridge, Peace River and Lloydminster will be covered. Potential customers in rural Alberta, with its' hundreds of small towns and villages will be pre-qualified by telephone and then paid a sales call. Cost of recruiting is estimated at $3,000. The sale of at least 500,000 common shares by us would raise approximately enough money to obtain this milestone.

3. Advertising. We envision advertising of our products and services as a very low-keyed approach. We believe that direct mail is the best and most cost effective method of reaching our potential clients. Due to the fact that we are targeting a fairly narrow segment of the population as potential retailers, a well-designed mail piece and cover letter with follow up by telephone should be adequate to introduce us to our potential clients. Design and production of a mailing piece is estimated at $7,000. If we are unable to sell the 1,000,000 common shares offered by us in this offering we would be unable to meet any advertising costs.

4. Generation of Revenues. Management of Xunantunich believes that a planned, slow-but-steady growth pattern will serve the organization in the best fashion. By keeping costs low and concentrating first on the major centers, we believe that we can generate revenues in a fairly short time but there can be no assurance of this. We hope that each initial order will provide a comparatively large purchase by the retailer. After that the distributors will order product as they require it. We hope that the initial surge of orders will provide enough cash flow to keep from using our working capital too rapidly and that we will be able to reach a break-even point or a small profit position before our capital is used up.

If the net proceeds received from this offering are not enough to accomplish those things we will have to obtain additional financing through an additional offering, bank borrowing or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders. You cannot be sure that any additional funds will be available on terms acceptable to Xunantunich Inc. or at all. We expect to begin earning revenues shortly after a sales force is in place but there can be no assurance of this.

 Item     2.   Description Of Property

Xunantunich Inc. maintains a mailing address at the office of one of its shareholders, but otherwise does not maintain an office. We pay no rent and own no real estate.

Item3.   Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item4.   Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2001.


PART II

Item5.   Market for Common Equity and Related Stockholder Matters

Xunantunich Inc. is a development stage company that is still in the beginning stages of implementing its business plan. No market currently exists for the common stock. Upon completion of all or part of the offering of common shares contained in this registration statement, it is the intention of Xunantunich Inc. to apply for a trading symbol and a listing to have its shares quoted on the Over-the-Counter Bulletin Board. There can be no assurance that any part of this offering will be subscribed to and if all or part of the offering is subscribed to, that the request of Xunantunich Inc. to have the price of its stock quoted on the Over-the-Counter Bulletin Board will be granted. You should take all of the above facts into consideration before making a decision to purchase any amount of Xunantunich Inc. stock.

Item     6    Management Discussion and Analysis or Plan of Operation

Upon the completion of all or part of the sale of shares contained in this offering, Xunantunich Inc. intends to proceed as quickly as possible to hire one or more sales representatives to present its service to potential customers. Geography is an obstacle that must be dealt with. The Province of Alberta is very large, making adequate coverage by one salesperson virtually impossible. A minimum of two representatives will be necessary. After opening accounts, these representatives will be necessary to service existing customers. Research has indicated that this servicing or detailing of already established accounts results in larger increases in reorders of product.

Estimated expenses for the next twelve months are as follows:
                                                US Dollars    CN Dollars
Two sales persons (draw against commissions)
     @$1000 per month*                            $ 36,000       $54,000
     Administration                               $ 12,000      $ 18,000
     Employee benefits                            $ 16,000      $ 24,000
     Office rent                                  $ 12,000      $ 18,000
     Office supplies ( including furniture)       $ 10,000      $ 15,000
     Development stage costs (including recruiting
     costs)                                       $  1,000     $   1,500
     Website maintenance                          $    500     $     750
     Contingency (10%)                            $  8,750     $  13,125

Total first year expenses                         $ 96,250     $ 144,375

* All figures shown are in United States and Canadian dollars. A conversion rate of 1.5 was used.

If the maximum proposed offering proceeds are not received, operations would be scaled down. One sales person would be hired instead of two; administration would be handled by an officer and director at no cost. The same officer and director would supply office space during the start-up process. Growth would be much slower and Xunantunich Inc. would not be able to rent office space and hire administrative help until sales volumes and gross profits were large enough. If less than half of our anticipated net proceeds are received from this offering, management would be forced to decide whether or not to proceed with the business and either delay starting or cancel the project completely.

Item 7.   Financial Statements

Audited financial statements for the year ended December 31, 2001  follow.








                             XUNANTUNICH INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)






                               AUDIT REPORT

                             DECEMBER 31, 2001























                         Janet Loss, C.P.A., P.C.
                        Certified Public Accountant
                      1780 South Bellaire, Suite 500
                          Denver, Colorado 80222
                             XUNANTUNICH INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                       INDEX TO FINANCIAL STATEMENTS

                             TABLE OF CONTENTS



ITEM
PAGE

Report of Certified Public Accountant...................................9

Balance Sheets, December 31, 2001 and 2000.............................10

Statement of Operations, the years ended September 30, 2001 and 2000
And the period, April 2, 1999 (Inception) through December 31,2001.....11

Statement of Stockholders' Equity  (Deficit) for the period
April 2, 1999 (Inception) through December 31, 2001....................12

 Statement of Cash Flows for the years ended December 31, 2001 and
2000 and for the period from April 2, 1999 (Inception)
through December 31,2001...............................................13

Notes to Financial Statements.....................................14 & 15


















                         Janet Loss, C.P.A., P.C.
                        Certified Public Accountant
                      1780 South Bellaire, Suite 500
                          Denver, Colorado 80210
                              (303) 782-0878

                       INDEPENDENT AUDITOR'S REPORT

Board of Directors
XUNANTUNICH INC.
3215 Mathers Avenue
West Vancouver, BC V7V 2K6
Canada

I have audited the accompanying Balance Sheet of Xunantunich Inc. (A development stage enterprise) as of December 31, 2001 and 2000; the Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2001 and 2000 and for the period April 2, 1999 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xunantunich Inc. (a development stage enterprise) as of December 31, 2001 and 2000; the results of its operations and changes in its cash flows for the years ended December 31, 2001 and for the period from April 2, 1999 (Inception) through December 31, 2001, in conformity with generally accepted accounting principles.


Janet Loss, C.P.A., P.C.
March 16, 2002

                             XUNANTUNICH INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEETS
                     AS AT DECEMBER 31, 2001 AND 2000


                                                        2001         2000
                                  ASSETS

CURRENT ASSETS:                                     $     0         $   0

OTHER ASSETS

          LICENSE     RIGHTS                              0             0

TOTAL      ASSETS                                         0             0



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                  7,500             0

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 5,250,000 SHARES
     ISSUED AND OUTSTANDING                           2,750         2,750

     ADDITIONAL PAID-IN CAPITAL                      11,284        11,284

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                  (2,000)       (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                          (19,534)      (12,034)

TOTAL STOCKHOLDERS'  EQUITY (DEFICIT)              (  7,500)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   0        $    0



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                             XUNANTUNICH INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
              AND FOR THE PERIOD JANUARY 19, 2000 (INCEPTION)
                         THROUGH JANUARY 31, 2001


                                                               INCEPTION
                                                               THROUGH
                                        DEC 31      DEC 31     DEC 31
                                        2001        2000       2001

REVENUES:                              $   0         $   0      $   0


OPERATING EXPENSES:

   LEGAL  AND  ACCOUNTING FEES        6,300         9,500        15,960
  TAXES AND LICENSES                      0             0           320
  OFFICE EXPENSES AND FILING FEES     1,200         2,000         3,254

TOTAL    OPERATING   EXPENSES        (7,500)       11,500        19,534

NET   (LOSS)  FOR  THE  PERIOD    $  (7,500)     $(11,500)    $ (19,534)


NET  (LOSS) PER SHARE              $ ( 0.00)   $    (0.00)     $  (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         5,250,000      5,112,500     5,166,666







 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.
                             XUNANTUNICH INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE PERIOD APRIL2, 1999 (INCEPTION)
                         THROUGH DECEMBER 31, 2001


                                                         DEFICIT
                  COMMON                               ACCUMULATED
                   STOCK   COMMON  ADDITIONAL          DURING THE     TOTAL
                  NUMBER   STOCK    PAID-IN   DEEMED   DEVELOPMENT  STOCKHOLDE
                    OF     AMOUNT   CAPITAL   DIVIDEN     STAGE      R EQUITY
                  SHARES

     APRIL 2,
     1999
     ISSUANCE
     OF COMMON
     STOCK FOR    500,000  500      34         0        0            534
     CASH

     APRIL 2,
     1999
     ISSUANCE
     OF COMMON
     STOCK FOR
     LICENSE      2000000  2,000    0          (2,000)  0            0
     RIGHTS

     NOVEMBER
     24, 1999
     ISSUANCE
     OF COMMON
     STOCK FO 2-  2500000   0        0          0        0            0
     1 SPLIT

     DEFICIT
     FOR THE
     PERIOD
     APRIL 2/99
     (INCEPTION     0       0        0          0        (534)        (534)
     ) THRU
     DECEMBER
     31, 1999


     BALANCE
     12/ 31/99    5000000   2,500    34         (2000)   (534)        0


     APRIL 30,
     2000
     ISSUANCE
     OF COMMON
     STOCK FOR    100000    100      9,900        0        0            10,000
     CASH

     OCTOBER
     10, 2000
     ISSUANCE
     OF COMMON    150,000   150      1,350        0        0            1,500
     STOCK

     DEFICIT
     FOR THE
     PERIOD
     ENDED            0       0        0          0        (11,500)     (11,500)
     DECEMBER
     31, 2000


     BALANCE
    12/31/00     5250000     2,750    11,284     (2000)   (12,034)        0

     DEFICIT FOR
     THEYEAR
     ENDED
     DECEMBER          0        0        0         0       (7,500)       (7,500)
     31, 2001
BALANCES
12/31/01         5250000     2,750    11,284       (2,000)  (19,534)     (7,500)




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS
                             XUNANTUNICH INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
               AND FOR THE PERIOD APRIL 2, 1999 (INCEPTION)
                         THROUGH DECEMBER 31, 2001


                                                        INCEPTION
                                                          THROUGH
                              DECEMBER 31      DECEMBER 31     DECEMBER 31
                                 2001                2000             2001
CASH FLOWS FROM (BY)
OPERATING ACTIVITIES:

   NET  (LOSS  FOR  THE PERIODS (7,500)           (11,500)       (19,534)

  LESS INCREASE IN
  ACCOUNTS PAYABLE               7,500                  0          7,500

NET CASH FROM (BY)
OPERATING ACTIVITIES                 0            (11,500)       (12,034)

CASH FLOWS FROM
INVESTING ACTIVITIES:

DEEMED DIVIDEND RE: LICENSE          0                  0        ( 2,000)


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

   ISSUANCE OF COMMON STOCK          0             11,500         14,034

INCREASE (DECREASE) IN CASH          0                  0              0
CASH,BEGINNING OF PERIOD             0                  0              0

CASH, END OF PERIOD                $ 0              $   0          $   0

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
                             XUNANTUNICH INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001


NOTE I - ORGANIZATION AND HISTORY

Xunantunich Inc. is a Nevada Corporation and the Company has been in the development stage since its formation on April 2, 1999.

The Company's only activities have been organizational, directed at raising its initial capital and developing its business plan.

On April 2, 1999, Xunantunich Inc. issued 500,000 shares of common stock to its officers and directors as founders' shares in return for the time, effort and expenses to organize and form the corporation. On April 2, 1999 the Company issued 2,000,000 shares of common stock to ten individuals in exchange for certain license rights. On November 24, 1999 the Company forward split all of the issued and outstanding shares on a 2 - 1 basis.
On April 30, 2000 100,000 shares were issued for cash and in October 10, 2000 150,000 shares were issued for cash.

NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since inception.

ACCOUNTING METHOD

The Company records income and expenses on the accrual method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, cash on deposit, and highly liquid investments with maturities generally of three months or less. At December 31, 2001, there was $0 in cash equivalents.

YEAR END

The Company has elected to have a fiscal year ended December 31.


USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ management believes that the estimates are reasonable.


NOTE III - RELATED PARTY TRANSACTIONS

       NA

 NOTE IV - SUBSEQUENT EVENTS

On August 27, 2001 the United States Securities and Exchange Commission declared the Company's SB2 registration statement
effective.  On February  27, 2002   management   allowed  the
offering   contained   in   the registration statement to expire
unsold, determining to seek more  advantageous financing elsewhere.

Item 8.   Changes And Disagreements With Accountants On
Accounting And Financial Disclosures

There have been no changes or disagreements with the Company's independent outside auditor.


PART III

ITEM  9.     Directors, Executive Officers, Promoters And Control
Persons; Compliance With Section 16(A) Of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

Name                     Age           Position     Period of Service

Mark Cramer              61            President and
                                       Director since  November, 1999

Florence Cramer          61            Secretary/Treasurer and
                                       Director since November, 1999
Michael Cramer           36            Vice President and Director
                                                since December, 1999

Grant Cramer             30            Director since December, 1999


The Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

Mark Cramer. Mr. Cramer, Xunantunich Inc.'s President, has served as an officer and director since November, 1999. Since 1988, Mr. Cramer has been actively involved as a Financial Consultant in the Province of British Columbia, Canada. He holds a Masters Degree from Simon Fraser University. He has a Chartered Financial Planning degree. He is also President and Chairman of River Ranch Resort Corp., a full service facility catering to hunters, fishermen, snowmobilers and nature lovers.

In 1987, Mr. Cramer retired after a twenty-five year career as teacher, principal and Administrative Assistant to the Superintendent of Schools, District #57, British Columbia.

Florence Cramer.  Mrs. Cramer, Xunantunich Inc.'s
Secretary/Treasurer has served as an officer and director since
November, 1999.  She has a multi-year background as a Life
Underwriter and Financial Planner. Mrs. Cramer holds a diploma in Office Administration .

Michael Cramer. Mr. Cramer, Xunantunich Inc.'s Vice President has served as an officer and director since December, 1999. From 1985 to 2001he was involved in the financial services field holding Life Insurance and Mutual Fund licenses as well as being registered to sell securities in the Province of British Columbia through the family-owned company, IDF Financial Services, Inc.

Grant Cramer.  Mr. Cramer has served as a director of Xunantunich
Inc. since December, 1999.

Item 10.  Executive Compensation

During the year ended December 31, 2001, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.

Item      11. Security Ownership Of Certain Beneficial Owners And
Management

The following table sets forth information, as of September 30, 2000 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

Name and Address of                      Amount and Nature      Percent of
           Owner                          of Ownership          Ownership

Mark Cramer*
6822 Valleyview Drive
Prince George, BC V2K 4C6 Canada                  1,915,000      38.30

Michael Cramer*
2408 Panorama Place
Prince George, BC V2K 4T9 Canada                  1,350,000      27.00

Florence Cramer*
6822 Valleyview Drive
Prince George, BC V2K 4C6 Canada                  1,000,000      20.00

Grant Cramer*
#202 - 8636 Laurel Street
Vancouver, BC V6P 3V6    Canada                     225,000      04.50

All directors and executive
Officers as a group (4 persons)                   4,490,000     89.80%

Item 12.  Certain Relationships and Related Transactions

All of the officers and directors of Xunantunich Inc. are related. Florence Cramer, Xunantunich Inc.'s Secretary/Treasurer and a director is the wife of Mark Cramer, Xunantunich Inc.'s President and a director. Both Michael Cramer, Vice President and director and Grant Cramer, director are the adult sons of Mark and Florence Cramer. All of the officers and directors of Xunantunich Inc. have independent means and incomes and state categorically that they are not holding any shares beneficially for any other person.

Item 13   Exhibits and Reports for Form 8-K

There are no Exhibits or Reports on Form 8-K

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XUNANTUNICH INC.         By:    /S/   Mark Cramer
                                      Mark Cramer, Director
                                                   and President
March 25, 2002