Form 10QSB
period 2001-12-31
XUNANTUNICH INC/BC
filed 2002-06-28
CIK 1108522

1

                          United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

               Commission file Number 333 - 32564
                        XUNANTUNICH INC.
 Exact name of small business issuer as specified in its charter

Nevada                                76-0602960

(State or other jurisdiction of               I.R.S. Employer
incorporation or organization)              Identification No.

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




                               PART I

                        FINANCIAL INFORMATION

Item 1.  Financial Statements.



          FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS
                   ENDING MARCH 31, 2002 AND 2001
                      (PREPARED BY MANAGEMENT)
                          XUNANTUNICH INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEETS
                        AS AT MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)

                               ASSETS

CURRENT ASSETS:                                          $       0


TOTAL ASSETS                                                     0

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     DUE TO RELATED PARTY                                    7,500

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 5,250,000 SHARES
     ISSUED AND OUTSTANDING                                  2,750

     ADDITIONAL PAID-IN CAPITAL                             11,284

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                         (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                                 (19,534)

TOTAL STOCKHOLDERS'  EQUITY (DEFICIT)                       (7,500)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  0



                         SEE ATTACHED NOTES
                          XUNANTUNICH INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF OPERATIONS
            FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001

                                         MARCH 31  MARCH 31
                                            2001      2000

REVENUES:                              $       0     $   0

OPERATING EXPENSES                             0         0

TOTAL OPERATING EXPENSES                       0         0

NET  (LOSS)  FOR THE  PERIOD           $       0      $  0


NET  (LOSS)  PER SHARE                 $ (  0.00)   $(0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                5,250,000   5,250,000





















                         SEE ATTACHED NOTES
                           XUNANTUNICH INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
            AND FOR THE PERIOD APRIL 2, 1999 (INCEPTION)
                       THROUGH MARCH 31, 2001



                                        MARCH 31      MARCH 31
                                           2002          2001
CASH FLOWS FROM (BY)
OPERATING ACTIVITIES:

    NET  (LOSS  FOR  THE  PERIODS       $      0       $      0

  LESS INCREASE IN
     ACCOUNTS   PAYABLE                        0              0

NET CASH FROM (BY)
OPERATING         ACTIVITIES                   0              0

CASH FLOWS FROM
INVESTING         ACTIVITIES                   0              0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

INCREASE (DECREASE) IN CASH                   0               0
CASH, BEGINNING OF PERIOD                     0               0

CASH,   END   OF   PERIOD                 $   0         $     0









                         SEE ATTACHED NOTES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 2001 financial statements of Xunantunich Inc.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS
The Company has entered into an agreement made effective July 1, 1999 with David R. Mortenson & Associates (Grantor) to receive the rights to distribute the water treatment products developed by NW Technologies, Inc. for the States of Arizona and Nevada. Minimum purchase requirements were $125,000 the first year and $175,000 the second year.

On July 6, 1999 the Company filed a Form D pursuant to Section 3(b) of the Securities Act and Rule 504 promulgated thereunder, with the Securities and Exchange Commission registering the issuance of 200,000 shares of common stock to each of the ten general partners of David R. Mortenson and Associates, a Texas general Partnership. The shares were issued at a price of $0.001 per share being the par value per share for a total of $2,000 in exchange for the water remediation license. The water remediation license is recorded a cost of $NIL, being the original cost of the license to David R. Mortenson and Associates. The difference between the issue price of the shares and the cost of the license is recorded as a deemed dividend.

The agreement with David R. Mortenson & Associates was entered into by previous management.

In December, 1999 N.W. Technologies, Inc. unilaterally cancelled its contract with David Mortenson & Associates. Early in the year 2000 David Mortenson & Associates laid suit against N.W. Technologies,
Inc. in Harris County Court, Texas.

In the opinion of management, the Company has no direct or indirect interest in the Texas lawsuit

In a letter dated January 5, 2000 David Mortenson & Associates suspended all present and future payments under the License
Agreement until their dispute with N.W. Technologies is resolved.

Due to the dispute regarding the water remediation license, David R. Mortenson and Associates gave and additional license to the Company on January 20, 2000. The license is to distribute vitamins, minerals, herbs and other health products and supplements via the Internet. The license calls for a 10% add-on for all products purchased and an annual $500 website maintenance fee. The effective date of the License Agreement was January 3, 2000. The license is for an initial three years from the effective date and is automatically renewable unless either party to the license agreement gives ninety days written notice of non-renewal prior to expiration date. No amounts have been recorded in these financial statements regarding the granting of the license.
Dorothy Mortenson is the wife of David R. Mortenson. She is an original incorporator of the Company and served as Corporate Secretary until January 17, 2000 when her shares were purchased by present management. David R. Mortenson is a principal in both David Mortenson & Associates and VitaMineralHerb.com. Neither Mr. nor Mrs. Mortenson own or have owned any of the Company?s securities since November 24, 1999. Outside of his association with VitaMineralHerb.com, Mr. Mortenson has no connection with Xunantunich. As a result, management considers that he is at arms length with the Company.

Due to related party as at March 31, 2002              $7,500

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

Liquidity and Capital Resources

Xunantunich Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2000 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

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

                              XUNANTUNICH INC.


     Dated April 17, 2002               /S/ Mark Cramer
                                   Mark Cramer, President and Director

                              /S/ Florence Cramer
                                  Florence Cramer,
                                   Secretary/Treasurer and Director