Form 10KSB/A
period 2001-12-31
XUNANTUNICH INC/BC
filed 2002-07-02
CIK 1108522

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             FORM 10 K SB/A

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

               For the fiscal year ended December 31, 2001

                     Commission File No.   333-32564

                            XUNANTUNICH INC.


NEVADA                                            76-0602960
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                    ID Number)

3215 MATHERS AVENUE, WEST VANCOUVER, BC, CANADA   V7V 2K6
   (Address of principal executive office)       (Zip code)

             Issuer's telephone number:      (604) 913-8355

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. As of December 31 2001: $ 12,000

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,250,000 shares common stock. This Form 10K SB consists of 18 pages.


                            TABLE OF CONTENTS

                        FORM 10K SB ANNUAL REPORT

                             XUANTUNICH INC.

PART I
          ITEM                                                            PAGE

               Item   1       Description of Business  ....................1
               Item   2       Description of Property......................5
               Item   3       Legal Proceedings............................6
               Item   4       Submission of Matters to a Vote of Security
                              Shareholders.................................6

PART II

               Item   5       Market for the Registrant's Common Equity
                              and  related Stockholder  Matter.............6
               Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations 6
               Item   7       Financial Statements.........................6
               Item   8       Changes in and Disagreements on Accounting
                              and Financial Disclosure.....................16

PART III

               Item   9       Directors, Executive Officers, Promoters
                              and Control persons, Compliance with Section
                              16(a) of the Exchange Act....................16
               Item 10        Executive Compensation.......................16
               Item 11        Security Ownership of Certain Beneficial
                              Owners and Management........................17
               Item 12        Certain Relationships and Related
                              Transactions.................................17
               Item 13        Exhibits and Reports on Form 8-K.............17

          Signatures.......................................................17
PART I

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

Vitamineralherb.com entered into an agreement with Alta Natural Herbs and Supplements Ltd. on July 10, 2001 to manufacture and distribute products produced by Alta Natural Herbs and Supplements Ltd. Vitamineralherb.com Inc. will have no inventory and will drop ship all orders via the manufacturer(s).
On July 10, 2001, Vitamineralherb.com entered into a manufacturing agreement with Alta Natural Herbs and Supplements Ltd., a publicly held nutraceuticals-manufacturing firm, located in Richmond, British Columbia, Canada listed on the Canadian Venture Exchange under the symbol AHS. Alta Natural Herbs and Supplements Ltd. has been a contract manufacturer of vitamin, mineral, nutritional supplement, and alternative health products for various marketing organizations for approximately eight years. Alta Natural Herbs and Supplements Ltd. incurred a net loss of $270,566 for the six-month period ended April 30, 2001 and incurred a loss of $244,536 over the same six-month period in 2000. Alta Natural Herbs and Supplements Ltd. has never operated at a profit since its inception in 1993.

As of April 30, 2001, Alta Natural Herbs and Supplements Ltd. had total assets of $1,019,204 and current assets of $590,797, total liabilities and current liabilities of $309,432 and a net worth of $709,672.

In addition to a line of standard products, Alta Natural Herbs and Supplements Ltd. is able to manufacture custom blended products for customers. Alta Natural Herbs and Supplements Ltd. also has the capability to supply privately labeled products for Xunantunich Inc. customers at a minimal added cost. Vitamineralherb.com has just begun developing its vitamin marketing and distributorship business.

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

Xunantunich Inc. (and its customers) will have access to all products offered on the Vitamineralherb.com website, as well as the ability to order custom-formulated and custom-labeled products. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a markup, which provides a 10% commission to Vitamineralherb.com and a profit for Xunantunich Inc.

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

The principal industries in Alberta are agriculture, producing grain, oil seeds and cattle, oil and gas, coal mining and tourism. Alberta produces a large majority of fossil fuels in Canada and is large exporters to the USA of oil and natural gas. High quality smelting coal is shipped to Japan and Korea. The province is the home of two famous national parks, Banff and Jasper.

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

Milestones:

1. Establishment of an office. One administration office is planned for the whole province. Sales people would office in their own homes. The one office that we would establish would act as a coordinating and business office, looking after sales support, bookkeeping and payroll. We estimate that office space will cost in the neighborhood of $16 per square foot including taxes and insurance. We estimate that we will require about 1,000 square feet initially. We will be unable to obtain this milestone unless we are able to arrange for a minimum capital base of $100,000. If we are unable to raise sufficient funds for office space, we will consider other options such as having sales persons operating out of their homes, but we currently have no contingency plan for this.

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

3. Advertising. We envision advertising of our products and services as a very low-keyed approach. We believe that direct mail is the best and most cost effective method of reaching our potential clients. Due to the fact that we are targeting a fairly narrow segment of the population as potential retailers, a well-designed mail piece and cover letter with follow up by telephone should be adequate to introduce us to our potential clients. Design and production of a mailing piece is estimated at $7,000


4. Generation of Revenues. Management of Xunantunich believes that a planned, slow-but-steady growth pattern will serve the organization in the best fashion. By keeping costs low and concentrating first on the major centers, we believe that we can generate revenues in a fairly short time but there can be no assurance of this. We hope that each initial order will provide a comparatively large purchase by the retailer. After that the distributors will order product as they require it. We hope that the initial surge of orders will provide enough cash flow to keep from using our working capital too rapidly and that we will be able to reach a break-even point or a small profit position before our capital is used up.

If sufficient capital is not available to accomplish those things we will have to obtain additional financing through an additional offering, private or public, bank borrowing or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders. You cannot be sure that any additional funds
will be available on terms acceptable to Xunantunich Inc. or at all.   We
expect to begin earning revenues shortly after a sales force is in place but there can be no assurance of this.

The vitamin, supplement, mineral and alternative health product market.

In recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment in the field of medicine and health care products. According to Jupiter Communications, online sales of such products are expected to be US $434 million in the year 2003, up from $1 million in 1998. We believe that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease, a growing interest in preventative health care, favorable consumer attitudes toward alternative health products and a favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994.

The removal of most, if not all import duties, under the NAFTA accord enables Xunantunich Inc. to import its goods without undue trouble or delay. Some of sources relied upon for product will undoubtedly be located in Canada and will be easily available to Canadian customers as well as being exported to the United States.

The electronic commerce industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

Our competitors can be divided into several groups including:

- traditional vitamins, supplements, minerals and alternative health products retailers;
- the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;
-    online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;
-    independent online retailers specializing in vitamins, supplements, minerals and alternative health products;
- mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and
-    direct sales organizations, retail drugstore chains, health food store merchants, mass market retail chains and various manufacturers of alternative health products.

Many of our potential competitors have longer operating histories, larger customer or user base, greater brand recognition and significantly greater financial, marketing and other resources than we have. Even if we were able to raise $200,000 on terms acceptable to management, we would only have a maximum of $50,000 in working capital and therefore would probably continue at a competitive advantage with respect to established companies. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases.

Competitors have and may continue to have aggressive pricing policies and devote substantially more resources to website and systems development than Xunantunich Inc. does. Increased competition may result in reduced operating margins and loss of market share.

We believe that the principal competitive factors in its market are:

-    ability to attract and retain customers;
-    breadth of product selection;
-    product pricing;
-    ability to customize products and labeling;
-    quality and responsiveness of customer service.

Xunantunich Inc. believes that it can compete favorably on these factors. However, we will have no control over how successful our competitors are in addressing these factors. In addition, our online competitors can duplicate many of the products or services offered on the Vitamineralherb.com site.

We believe that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

- Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.
- Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.
- Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive.
- the multilevel structure of some marketing organizations mandates high prices.

As a result of the foregoing limitations, Xunantunich Inc. believes there is significant unmet demand for a shopping channel like that of Vitamineralherb.com that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

We hope to attract and retain consumers through the following key attributes of our business:

- Broad Expandable Product Assortment. Xunantunich Inc.'s product selection is substantially larger than that offered by store-based retailers.
- Low Product Prices. Product prices can be kept low due to volume purchases through Xunantunich Inc.'s affiliation with Vitamineralherb.com and other licensees. Our not having an inventory, warehouse space and need for limited administration will also help us to maintain lower prices. All products are shipped from Alta Natural Herbs and Supplements Ltd. inventory.
- Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.
- Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

Regulatory Environment.

The manufacturing, processing, formulating, packaging, labeling and advertising of the products we intend to sell in Canada are or may be subject to regulation by Health Canada which administers the Food and Drugs Act along with relevant regulation thereto. Regulated products include herbal remedies, natural health remedies, functional foods and nutraceuticals. Health Canada regulates the Alta Natural Herbs and Supplements Ltd., manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the-counter or homeopathic drugs. Under the Food and Drugs Act, a variety of enforcement actions are available to Health Canada against marketers of unapproved drugs or "adulterated" or "misbranded" products. These include: criminal prosecution; injunctions to stop the sale of a company's products; seizure of products; adverse publicity, "voluntary" recalls and labeling changes.

The Consumer Packaging and Labeling Act, as administered by Industry Canada, requires that certain information labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling.

The manufacturing, processing, formulating, packaging, labeling and advertising of the products Xunantunich Inc. sells may also be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

The Food and Drug Administration, in particular, regulates the Alta Natural Herbs and Supplements Ltd., manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the- counter or homeopathic drugs.

Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics.

The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug
Administration.

It is possible that the statements presented in connection with product descriptions on Xunantunich Inc.'s site may be determined by the Food and Drug Administration to be drug claims rather than nutritional statements. Some of Xunantunich Inc.'s suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, Vitamineralherb.com may have to remove or modify some statements, products or labeling from its website.

Xunantunich Inc. cannot predict the nature of any future Canadian or U.S. laws and regulations nor can it determine what effect additional governmental regulations or administrative orders would have on our business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives Xunantunich Inc. cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive.

Any laws, regulations, enforcement policies, interpretations or applications applicable to Xunantunich Inc.'s business could require the repackaging or reformulation of certain products to meet new standards, the recall or dropping of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling.

Regulation of the Internet.

In general, existing laws and regulations apply to the Internet. The precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the Internet and do not address the unique issues of the Internet or electronic commerce.

Numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection on the Internet. Due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations could be passed with respect to the Internet. These new laws and regulations could cover issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may slow the growth of Internet use and result in a decline in Xunantunich Inc.'s sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and some states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair growth and, as a result have a negative affect on our business.

Employees.

Xunantunich Inc. is a development stage company and currently has no employees. Xunantunich Inc. is currently managed by Mark, Florence, Michael and Grant Cramer, its officers and directors. Xunantunich Inc. looks to the Cramers for their management and financial skills and talents. For a complete discussion of the Cramer family's experience, please see
"Directors and Executive Officers." Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future other than sales people to set up accounts.


Item      2.   Description Of Property

Xunantunich Inc. maintains a mailing address at the office of one of its shareholders, but otherwise does not maintain an office. We pay no rent and own no real estate.

Item      3.   Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item      4.   Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2001.


PART II

Item      5.   Market for Common Equity and Related Stockholder Matters

Xunantunich Inc. is a development stage company that is still in the beginning stages of implementing its business plan. No market currently exists for the common stock. It is the intention of Xunantunich Inc. to apply for a trading symbol and a listing to have its shares quoted on the Over-the-Counter Bulletin Board. There can be no assurance that the request of Xunantunich Inc. to have the price of its stock quoted on the Over-the-Counter Bulletin Board will be granted.

We have 25 stockholders as at December 31, 2001.

On April 2, 1999, Xunantunich Inc. issued 500,000 shares of common stock to the officers and directors as founders' shares in return for the time, effort and expenditures to organize and form the corporation. On April 28, 1999 Xunantunich Inc. issued 200,000 shares of common stock each to ten individuals for a total of 2,000,000 shares in return for the water treatment rights for the states of Arizona and Nevada and the development of the business plan. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933 and in reliance upon Regulation S. These securities were issued to the promoters of the company, bear a restrictive legend and were issued solely to citizens of Canada. In addition, the 200,000 shares issued for the water treatment rights were issued in reliance on Section 3(b) of the Securities Act of 1933 and Rule 504 of regulation D promulgated thereunder.

On August 17, 1999, the Board of Directors of Xunantunich Inc. filed an amendment to its Articles of Incorporation with the state of Nevada increasing the authorized capital to 100,000,000 shares of common stock.

On November 24, 1999 all 2,500,000 shares of common stock of Xunantunich Inc. were purchased by the present shareholders. They immediately affected a two - to - one forward split for a total of 5,000,000 issued and outstanding shares

On April 30, 2000 100,000 shares of common stock at a price of $0.10 per share were issued for cash. This capital was spent on preparation and amending this registrations statement and updating of financial statements.

On October 10, 2001 150,000 shares of common stock were issued at a price of $0.01 per share.

Rule 144 Shares

Of the shares issued and described above, all 5,250,000 shares are available to be sold to the public in accordance with the volume and trading limitations of Rule 144. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for a least one year is entitled to sell within every three month period a number of shares that does not exceed the greater of:

  a) 1% of the number of shares of the company's common stock then outstanding, which in our case will equal 52,500 shares as of the date of this report; or

  b) the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current information about the company.

Under Rule 144 (k) a person who is not one of the company's affiliates at any time during the three months preceding a sale and who has beneficially owned the shares proposed to be sold for at least two years is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this report persons who are affiliates hold 4,490,000 of the 5,250,000 shares that may be sold pursuant to Rule 144.


Item     6    Management Discussion and Analysis or Plan of Operation

Subject to adequate financing being available, Xunantunich Inc. intends to proceed as quickly as possible to hire one or more sales representatives to present its service to potential customers. Geography is an obstacle that must be dealt with. The Province of Alberta is very large, making adequate coverage by one salesperson virtually impossible. A minimum of two representatives will be necessary. After opening accounts, these representatives will be necessary to service existing customers. Research has indicated that this servicing or detailing of already established accounts results in larger increases in reorders of product.

Estimated expenses for the next twelve months are as follows:
                                                US Dollars    CN Dollars
Two sales persons (draw against commissions)
     @ $1000 per month*
                                                  $ 36,000       $54,000
     Administration                               $ 12,000       $18,000
     Employee benefits                            $ 16,000    $ 24,000
     Office rent                                  $ 12,000    $ 18,000
     Office supplies ( including furniture)       $ 10,000    $ 15,000
     Development stage costs (including
     recruiting costs)                           $   1,000    $  1,500
     Website maintenance                         $     500    $    750
     Contingency (10%)                           $   8,750    $ 13,125

Total first year expenses                        $  96,250    $144,375

* All figures shown are in United States and Canadian dollars. A conversion rate of 1.5 was used.

If the adequate capital is not made available management would be forced to decide whether or not to proceed with the business and either delay starting or cancel the project completely.


If less than the optimum amount of capital is available, operations would be scaled down. One sales person would be hired instead of two; an officer and director at no cost would handle administration. The same officer and director would supply office space during the start-up process. Growth would be much slower and Xunantunich Inc. would not be able to rent office space and hire administrative help until sales volumes and gross profits were large enough


Item 7.   Financial Statements

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

                       INDEX TO FINANCIAL STATEMENTS

                             TABLE OF CONTENTS



ITEM                                                           PAGE

Report of Certified Public Accountant.............................9

Balance Sheets, December 31, 2001 and 2000.......................10

Statement of Operations, the years ended September 30, 2001 and
2000 And the period, April 2, 1999 (Inception) through December
31, 2001.........................................................11

Statement of Stockholders' Equity  (Deficit) for the period
April 2, 1999 (Inception) through December 31, 2001..............12

 Statement of Cash Flows for the years ended December 31, 2001 and 2000 and for  the period from April 2, 1999 (Inception)
through December 31, 2001........................................13

Notes to Financial Statements...............................14 & 15



















                         Janet Loss, C.P.A., P.C.
                        Certified Public Accountant
                      1780 South Bellaire, Suite 500
                          Denver, Colorado 80210
                              (303) 782-0878

                       INDEPENDENT AUDITOR'S REPORT

Board of Directors
XUNANTUNICH INC.
3215 Mathers Avenue
West Vancouver, BC V7V 2K6
Canada

I have audited the accompanying Balance Sheet of Xunantunich Inc. (A development stage enterprise) as of December 31, 2001 and 2000, the Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2001 and 2000 and for the period April 2, 1999 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 5,250,000 SHARES
     ISSUED AND OUTSTANDING                           2,750           2,750

     ADDITIONAL PAID-IN CAPITAL                      11,284          11,284

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                  (2,000)         (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                          (19,534)        (12,034)

TOTAL STOCKHOLDERS'  EQUITY (DEFICIT)              (  7,500)              0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   0             $ 0



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                             XUNANTUNICH INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
              AND FOR THE PERIOD APRIL 2, 1999 (INCEPTION)
                         THROUGH JANUARY 31, 2001
                                                            INCEPTION
                                                             THROUGH
                                               DEC 31      DEC 31     DEC 31
                                                 2001        2000      2001

REVENUES:                                     $    0       $    0      $   0


OPERATING EXPENSES:

   LEGAL  AND  ACCOUNTING FEES                 6,300        9,500     15,960
  TAXES AND LICENSES                               0            0        320
      OFFICE EXPENSES AND FILING FEES          1,200        2,000      3,254

TOTAL    OPERATING   EXPENSES                 (7,500)      11,500     19,534

NET   (LOSS)  FOR  THE  PERIOD             $  (7,500)  $  (11,500) $ (19,534)


NET  (LOSS) PER SHARE                       $ ( 0.00)       (0.00)  $  (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON     SHARES    OUTSTANDING           5,250,000    5,112,500    5,166,666







 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
                             XUNANTUNICH INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE PERIOD APRIL2, 1999 (INCEPTION)
                         THROUGH DECEMBER 31, 2001


                                                         DEFICIT
                  COMMON                                 ACCUMULATED
                   STOCK   COMMON  ADDITIONAL            DURING THE   TOTAL
                  NUMBER   STOCK   PAID-IN     DEEMED    DEVELOPMENT  STOCKHOLDER
                    OF     AMOUNT  CAPITAL     DIVIDEND     STAGE     EQUITY
                  SHARES

APRIL 2, 1999
ISSUANCE OF
COMMON STOCK
FOR CASH          500000   500     34           0         0            534


APRIL 2, 1999
ISSUANCE OF
COMMON STOCK
FOR LICENSE       2000000  2000    0            (2,000)   0            0
RIGHTS

NOVEMBER 24,
1999 ISSUANCE
OF COMMON
STOCK 2-1         2500000  0       0             0        0            0
SPLIT

DEFICIT FOR
THE PERIOD
APRIL 2/99
(INCEPTION)       0        0       0             0         (534)        (534)
THRU DECEMBER
31, 1999


BALANCE
12/31/99          5000000   2500    34           (2000)     (534)        0

APRIL 30,2000
ISSUANCE OF
COMMON            100000    100      9,900        0          0             10000
STOCK FOR
CASH

OCTOBER 10,
2000 ISSUANCE     150000    150      1,350        0          0             1,500
OF COMMON
STOCK


DEFICIT FOR
THE PERIOD         0         0         0          0          (11,500)      (11,500)
ENDED DECEMBER
31, 2000


BALANCE
12/31/00           5250000   2,750     11,284     (2000)      (12,034)      0


DEFICIT FOR
THE YEAR
ENDED              0         0          0          0           (7,500)       (7,500)
DECEMBER
31, 2001

BALANCES
12/31/01           5250000   2,750       11,284     (2,000)     (19,534)      (7,500)











  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                             XUNANTUNICH INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
               AND FOR THE PERIOD APRIL 2, 1999 (INCEPTION)
                         THROUGH DECEMBER 31, 2001


                                                                 INCEPTION
                                                                 THROUGH
                                       DECEMBER 31  DECEMBER 31  DECEMBER 31
                                          2001         2000         2001
CASH FLOWS FROM (BY)
OPERATING ACTIVITIES:

   NET  (LOSS  FOR  THE PERIODS         (7,500)       (11,500)     (19,534)

  LESS INCREASE IN
  ACCOUNTS PAYABLE                       7,500           0           7,500

NET CASH FROM (BY)
OPERATING ACTIVITIES                         0        (11,500)     (12,034)

CASH FLOWS FROM
INVESTING ACTIVITIES:

DEEMED DIVIDEND RE: LICENSE                  0           0         ( 2,000)


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

   ISSUANCE OF COMMON STOCK                  0         11,500       14,034

INCREASE (DECREASE) IN CASH                  0            0            0
CASH, BEGINNING OF PERIOD                    0            0            0

CASH, END OF PERIOD                $         0            0            0



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

REVENUE RECOGNITION POLICIES

Revenue will be recognized on a net commission basis. The Company has no research and development expenses.

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

Due to the dispute regarding the water remediation license, David R. Mortenson and Associates gave and additional license to the Company on January 20, 2000. The license is to distribute vitamins, minerals, herbs and other health products and supplements via the Internet. The license calls for a 10% add-on for all products purchased and an annual $500 website maintenance fee. The effective date of the License Agreement was January 3, 2000. The license is for an initial three years from the effective date and is automatically renewable unless either party to the license agreement gives ninety days written notice of non-renewal prior to expiration date. No amounts have been recorded in these financial statements regarding the granting of the license.
Dorothy Mortenson is the wife of David R. Mortenson. She is an original incorporator of the Company and served as Corporate Secretary until January 17, 2000 when her shares were purchased by present management. David R. Mortenson is a principal in both David Mortenson & Associates and Vitamineralherb.com. Neither Mr. nor Mrs. Mortenson own or have owned any of the Company's securities since November 24, 1999. Outside of his association with Vitamineralherb.com, Mr. Mortenson has no connection with Xunantunich. As a result, management considers that he is at arms length with the Company.

Xunantunich Inc. has expended a total of $12,034 to date on legal and accounting fees and office expenses to do with the preparation and filing (Edgar) of this registration statement and amendments.


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

All of our directors have other business interests and as a result will spend only a portion of their time on an as-needed basis conducting the affairs of the Company. Our president, Mark Cramer has indicated that he will devote full time to the business should we obtain the quotation of the shares on the OTC Bulletin Board and the successful attraction of additional capital on terms suitable to Xunantunich.

Business Experience.

Mark Cramer. Mr. Cramer, Xunantunich Inc.'s President has served as an officer and director since November 1999. Since 1988, Mr. Cramer has been actively involved as a Financial Consultant in the Province of British Columbia, Canada. He holds a Masters Degree from Simon Fraser University. He has a Chartered Financial Planning degree. He is also President and Chairman of River Ranch Resort Corp., a full service facility catering to hunters, fishermen, snowmobilers and nature lovers.

In 1987, Mr. Cramer retired after a twenty-five year career as teacher, principal and Administrative Assistant to the Superintendent of Schools, District #57, British Columbia.

Florence Cramer. Mrs. Cramer, Xunantunich Inc.'s Secretary/Treasurer has served as an officer and director since November 1999. She has a multi-year background as a Life Underwriter and Financial Planner. Mrs. Cramer holds a diploma in Office Administration.

Michael Cramer. Mr. Cramer, Xunantunich Inc.'s Vice President has served as an officer and director since December 1999. From 1985 to 2001he was involved in the financial services field holding Life Insurance and Mutual Fund licenses as well as being registered to sell securities in the Province of British Columbia through the family-owned company, IDF Financial Services, Inc.

Grant Cramer.  Mr. Cramer has served as a director of Xunantunich
Inc. since December 1999.


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

Item      11. Security Ownership Of Certain Beneficial Owners And
Management

The following table sets forth information, as of the date of this report, persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

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

Item 13   Exhibits and Reports for Form 8-K

     Exhibit

     3.1  Articles of Incorporation*
     3.2  Bylaws*
     10.1 License Agreement*
     10.2 Assignment of License Agreement*
     10.3 License Agreement - Water*
     10.4 Manufacturing Agreement between Vitmineralherb.com and Alta*

* Previously supplied.

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

XUNANTUNICH INC.         By:        /S/ Mark Cramer
                                        Mark Cramer,
                                        Director and President


                         By:  /S/  Florence Cramer
                                   Florence Cramer, Director and
                                   Secretary/Treasurer
May 25, 2002