Form 10QSB
period 2002-06-30
XUNANTUNICH INC/BC
filed 2002-08-20
CIK 1108522

1

                               United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10Q SB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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




                               PART I

                        FINANCIAL INFORMATION

Item 1.  Financial Statements.

Financial Statements for the three month and six month periods ending June 30, 2002 follow:
                          XUNANTUNICH INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET
                         AS AT JUNE 30, 2002
                      (PREPARED BY MANAGEMENT)

                               ASSETS

CURRENT ASSETS:                                          $       0


TOTAL ASSETS                                                     0

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     DUE TO RELATED PARTY                                    8,220

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 5,250,000 SHARES
     ISSUED AND OUTSTANDING                                  2,750

     ADDITIONAL PAID-IN CAPITAL                             11,284

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                         (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                                 (20,254)

TOTAL STOCKHOLDERS'  EQUITY (DEFICIT)                       (8,220)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   0



                         SEE ATTACHED NOTES
                          XUNANTUNICH INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF OPERATIONS FOR THE THREE MONTH
         AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                      (PREPARED BY MANAGEMENT)

                                    THREE MONTHS          SIX MONTHS
                                    ENDED JUNE 30        ENDED JUNE 30
                                     2002   2001         2002     2001

REVENUES:                            $ 0     $ 0          $ 0    $  0

OPERATING EXPENSES
    OFFICE EXPENSES AND FILING FEES   260     800         260      800
     LEGAL   AND   ACCOUNTING         460   6,700         460    6,700

TOTAL    OPERATING   EXPENSES         720   7,500         720    7,500

NET (LOSS) FOR THE PERIOD         $ ( 720) (7,500)      ( 720)  (7,500)

NET  (LOSS)  PER  SHARE         $ (  0.00) ( 0.00)  $ (  0.00) (  0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON    SHARES   OUTSTANDING   5250000   5250000    5250000   5250000

















                         SEE ATTACHED NOTES
                           XUNANTUNICH INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTH PERIODS
                    ENDED JUNE 30, 2002 AND 2001
                      (PREPARED BY MANAGEMENT)

                                                         SIX MONTHS ENDED
                                                         JUNE 30      JUNE 30
                                                           2002         2001
CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
  NET (LOSS) FOR THE PERIODS                          $ (   720)      (7,500)
  LESS INCREASE IN AMOUNTS
  DUE TO RELATED PARTY                                      720        7,500

NET CASH FROM (BY) OPERATING ACTIVITIES                       0            0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES                     0            0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:                    0            0

INCREASE (DECREASE) IN CASH                                   0            0
CASH,  BEGINNING  OF  PERIOD                                  0            0

CASH, END OF PERIOD                                    $      0      $     0


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

Due to related party as at June 30, 2002               $8,220

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

Liquidity and Capital Resources

Xunantunich Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending June 30, 2000 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

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

                              XUNANTUNICH INC.


     Dated August 15, 2002         /S/ Mark Cramer
                                   Mark Cramer, President and
                                                Director

                              /S/ Florence Cramer
                                  Florence Cramer,
                            Secretary/Treasurer and Director