Form 10QSB
period 2002-09-30
XUNANTUNICH INC/BC
filed 2002-11-18
CIK 1108522

United States
                   Securities and Exchange Commission
                          Washington, DC 20549

                               FORM 10Q SB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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

                             BALANCE SHEET
                       AS AT SEPTEMBER 30, 2002
                       (PREPARED BY MANAGEMENT)

                                ASSETS

CURRENT ASSETS:                                          $       0


TOTAL   ASSETS                                                   0

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     DUE TO RELATED PARTY                                    8,820

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 5,250,000 SHARES
     ISSUED AND OUTSTANDING                                  2,750

     ADDITIONAL PAID-IN CAPITAL                             11,284

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                         (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE
(20,854)

TOTAL STOCKHOLDERS'  EQUITY (DEFICIT)                      ( 8,820)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    0



                          SEE ATTACHED NOTES
                           XUNANTUNICH INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

             STATEMENTS OF OPERATIONS FOR THE THREE MONTH
       AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                       (PREPARED BY MANAGEMENT)

                                        THREE MONTHS      NINE MONTHS
                                    ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                      2002      2001     2002         2001

REVENUES:                          $   0     $   0      $   0      $   0

OPERATING EXPENSES
   OFFICE EXPENSES AND FILING FEES    350        0         610       800
   LEGAL AND ACCOUNTING               250        0         710     6,700

TOTAL OPERATING EXPENSES              600        0       1,320     7,500

NET (LOSS) FOR THE PERIOD        $ (  600)   $ ( 0)   $ (1,320)  $(7,500)

NET  (LOSS) PER SHARE           $ (  0.00)  $( 0.00)  $  (0.00)  $( 0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON    SHARES    OUTSTANDING 5,250,000  5,250,000 5,250,000   5,250,000

















                          SEE ATTACHED NOTES
                            XUNANTUNICH INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTH PERIODS
                   ENDED SEPTEMBER 30, 2002 AND 2001
                       (PREPARED BY MANAGEMENT)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                       2002         2001
CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
  NET (LOSS) FOR THE PERIODS                     $ (  1,320)     $ (7,500)
  LESS INCREASE IN AMOUNTS
  DUE TO RELATED PARTY                                1,320         7,500

NET CASH FROM (BY) OPERATING ACTIVITIES                   0             0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES                 0             0

CASH   FLOWS   FROM   (TO)   FINANCING   ACTIVITIES:      0             0

INCREASE     (DECREASE)     IN     CASH                   0             0
CASH,  BEGINNING OF PERIOD                                0             0

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

Due to related party as at September 30, 2002          $8,820

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

                              XUNANTUNICH INC.


     Dated November 13, 2002         /S/ Mark Cramer
                                   Mark Cramer, President and Director

                              /S/ Florence Cramer
                                     Florence Cramer,
                                Secretary/Treasurer and Director